Form 10-K
period 2004-12-31
Select Notes Trust LT 2004-1
filed 2005-03-29
CIK 1293234

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004   Commission File number: 001-32226

                      STRUCTURED OBLIGATIONS CORPORATION,
             (Exact name of registrant as specified in its charter)

               Delaware                                     20-6193036
    (State or other jurisdiction                         (I.R.S. employer
          of incorporation)                             identification no.)

  270 Park Avenue, New York, New York                          10017
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code: (212) 270-2353

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange on
             Title of Each Class                         Which Registered

Select Notes Trust Long Term Certificates,           American Stock Exchange
  Series 2004-1

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]1    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [ ]

As of the date of this report, all of the common stock of the Registrant is held by J. P. Morgan Securities Holdings Inc.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                            Yes [ ]  No [X]

__________________________

1 Pursuant to staff administrative positions established in the no-action letter
Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995), the
Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

                       DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which includes the reports filed on Form
8-K listed in Item 15(b) hereto.

                                Introductory Note

Structured Obligations Corporation (the "Trustor") is the Trustor under the Base
Trust Agreement between the Trustor and U.S. Bank National Association, as
Trustee (the "Trustee"), as supplemented by the Select Notes Trust Supplement LT
2004-1 by and between the Trustor and the Trustee, providing for the issuance of the Select Notes Trust Long Term Certificates Series 2004-1 (the "Certificates")
and is the Trustor for the Certificates (the "Registrant"). The Certificates do
not represent obligations of or interests in the Trustor or the Trustee

Each issuer of an underlying security, or guarantor thereof, or successor thereto, as applicable, which represents ten percent (10%) or more of the aggregate principal amount of all securities held by the trust is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on any such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, please see its periodic and current reports filed with the Securities and Exchange
Commission (the "Commission"). Such reports and other information required to be filed pursuant to the Exchange Act, by such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, may be inspected and copied at the public reference facilities maintained by the Commission at 450
Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Neither the Depositor nor the Trustee has
participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein.
Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting any such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, or the underlying securities have not occurred or have not yet been publicly disclosed that would affect the accuracy or completeness of the publicly available documents described above. The chart below lists each such issuer or guarantor, or successor thereto, of the underlying securities, and its respective Exchange Act file number.

____________________________________________________________ __________________________________

  Underlying Securities Issuer or Guarantor, or Successor        Exchange Act File Number
                          thereto
____________________________________________________________ __________________________________

                     CenturyTel, Inc.                                    000-50260
____________________________________________________________ __________________________________

DaimlerChrysler AG (guarantor of the underlying securities
      issued by DaimlerChrysler North America Holding
                       Corporation)                                      001-14561
____________________________________________________________ __________________________________

                     Time Warner Inc.                                    001-15062
____________________________________________________________ __________________________________

           General Electric Capital Corporation                          001-06461
____________________________________________________________ __________________________________

          Credit Suisse First Boston (USA), Inc.                         001-06862
____________________________________________________________ __________________________________

                    The Boeing Company                                   001-0042
____________________________________________________________ __________________________________

                    DTE Energy Company                                   001-11607
____________________________________________________________ __________________________________

                      Citigroup Inc.                                     001-09924
____________________________________________________________ __________________________________

            United States Cellular Corporation                           001-09712
____________________________________________________________ __________________________________

                           Wyeth                                         001-01225
____________________________________________________________ __________________________________

                                     PART I

Item 1.           Business
                  Not Applicable

Item 2.           Properties
                  Not Applicable

Item 3.           Legal Proceedings
                  The Registrant is not subject to any material pending legal proceedings.

Item 4.           Submission of Matters To A Vote of Security Holders
                  None

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters
                  The Certificates issued by and representing investors'
                  interest in the Select Notes Trust LT 2004-1 (the "Trust") are
                  represented by one or more physical Certificates registered in the name of "Cede & Co., the nominee of The Depository Trust
                  Company.

          The following Certificates are listed on the exchange identified below:

                                                   Name of Each Exchange on
             Title of Each Class                       Which Registered

Select Notes Trust Long Term Certificates,         American Stock Exchange
  Series 2004-1

Item 6.           Selected Financial Data
                  Not Applicable

Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
                  Not Applicable

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk
                  Not Applicable

Item 8.           Financial Statements and Supplementary Data
                  None

Item 9.           Changes In and Disagreements With Accountants on Accounting and
                  Financial Disclosure
                  None

Item 9A.          Controls and Procedures
                  Not Applicable

Item 9B.          Other Information
                  None

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant
                  None

Item 11.          Executive Compensation
                  Not Applicable

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  Information required by Item 201(d) of Regulation S-X:  Not Applicable
                  Information required by Item 403 of Regulation S-X:  None

Item 13.          Certain Relationships and Related Transactions
                  None

Item 14.          Principal Accountant Fees and Services
                  Not Applicable

                                     PART IV

Item 15.          Exhibits, Financial Schedules and Reports on Form 8-K

     (a) The following documents have been filed as part of this Report.

          3.   Exhibits:

                    31.1 - Certification by the President of the Registrant
                    pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

                    99.1 - Annual Compliance Report by Trustee.

                    99.2 - Report of Rubin, Brown, Gornstein & Co. LLP.

     (b) The Form 8-Ks of the Select Notes Trust LT 2004-1 (the "Trust") which relate to periods covered by this annual report include (i) the Trust's Current
Report on Form 8-K for the distribution date occurring on August 2, 2004 and filed on August 6, 2004, (ii) the Trust's Current Report on Form 8-K for the
distribution date occurring on September 1, 2004 and filed on September 13,
2004, (iii) the Trust's Current Report on Form 8-K for the distribution date occurring on October 1, 2004 and filed on October 7, 2004, (iv) the Trust's
Current Report on Form 8-K for the distribution date occurring on November 1,
2004 and filed on November 8, 2004, and (v) the Trust's Current Report on Form
8-K for the distribution date occurring on December 1, 2004 and filed on
December 14, 2004.

     (c) None

     (d) Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STRUCTURED OBLIGATIONS CORPORATION,
                                       as trustor for the Trust Registrant

                                       By: /s/ Chadwick S. Parson
                                       Name:  Chadwick S. Parson
                                       Title: President

Dated:  March 24, 2005

                                                                    Exhibit 31.1

                                  CERTIFICATION

I, Chadwick S. Parson, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Select Notes Trust LT
2004-1;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and the trustee have each fulfilled its obligations under that agreement.

5. The reports disclose all significant deficiencies relating to the compliance by the trustee and the depositor with the minimum servicing or similar standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the  certifications  above,  I have  reasonably  relied on  information  provided to me by the  following unaffiliated parties: U.S. Bank Trust National Association.

                                       By:  /s/ Chadwick S. Parson
                                       Name:    Chadwick S. Parson
                                       Title:   President
                                                Structured Obligations Corporation
                                       Date:    March 24, 2005

                                                                    Exhibit 99.1

                                  CERTIFICATION

     The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee") of the Select Notes Trust LT 2004-1 (the "Trust")
hereby makes the following certifications for inclusion as an exhibit to the
Trust's annual report on Form 10-K for the fiscal year ended December 31, 2004
(the "Annual Report"):

1. The Trustee is the trustee under the Trust's trust agreement.

2. Based on my knowledge, for the period covered by the Annual Report, the
Trustee has fulfilled its obligations under the Trust's trust agreement.

                                                 /s/ Beverly A. Freeney
                                                 Name:   Beverly A. Freeney
                                                 Title:  Vice President
                                                 Date:   March 24, 2005

                                                                    Exhibit 99.2

                         Independent Accountant's Report

To the Board of Directors
Structured Obligations Corporation
New York, New York

We have examined the compliance of Structured Obligations Corporation
(Depositor) and U.S. Bank National Association (Trustee) with the Base Trust
Agreement and the Select Notes Trust Supplement LT 2004-1 (the Agreements)
relating to the administration of the underlying securities and related credit support deposited in or held by the Select Notes Trust LT 2004-1 for the period
June 18, 2004 through December 31, 2004. Depositor's management is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with the Agreements based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and,
accordingly, included examining, on a test basis, evidence about Depositor's and
Trustee's compliance with those requirements described above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of Depositor's and Trustee's compliance with specified requirements.

In our opinion, Depositor and Trustee complied, in all material respects, with the requirements described above of the Agreements for the period June 18, 2004 through December 31, 2004.

This report is intended solely for the information and use of Structured
Obligations Corporation, U.S. Bank National Association, the Securities and
Exchange Commission and the Certificate Holders of the Select Notes Trust LT
2004-1, and is not intended to be, and should not be used by anyone other than those specified parties.

/s/ Rubin, Brown, Gornstein & Co. LLP

St. Louis, Missouri
March 3, 2005