Form 10-K
period 2005-12-31
Select Notes Trust LT 2004-1
filed 2006-03-30
CIK 1293234

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For the transition period from ____________ to ____________

Commission File Number 001-32226

STRUCTURED OBLIGATIONS CORPORATION,

(Exact name of registrant as specified in its charter)

Delaware	20-6193036
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (212) 270-2353

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Select Notes Trust Long Term Certificates, Series 2004-1	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ____	No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ____	No X

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X [1]	No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer ____	Accelerated filer _____	Non-accelerated filer X

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act).

Yes ____	No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average big and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of the date of this report, all of the common stock of the Registrant is held by J. P. Morgan Securities Holdings Inc.

_________________________

1 Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation (“CABCO”) (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as “Not Applicable”.

DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which includes the reports filed on Form 8-K listed in Item 15(b) hereto.

Introductory Note

Structured Obligations Corporation (the “Trustor”) is the Trustor under the Base Trust Agreement between the Trustor and U.S. Bank National Association, as Trustee (the “Trustee”), as supplemented by the Select Notes Trust Supplement LT 2004-1 by and between the Trustor and the Trustee, providing for the issuance of the Select Notes Trust Long Term Certificates Series 2004-1 (the “Certificates”) and is the Trustor for the Certificates (the “Registrant”). The Certificates do not represent obligations of or interests in the Trustor or the Trustee

Each issuer of an underlying security, or guarantor thereof, or successor thereto, as applicable, which represents ten percent (10%) or more of the aggregate principal amount of all securities held by the trust is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on any such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”). Such reports and other information required to be filed pursuant to the Exchange Act, by such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or “EDGAR.” Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting any such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, or the underlying securities have not occurred or have not yet been publicly disclosed that would affect the accuracy or completeness of the publicly available documents described above. The chart below lists each such issuer or guarantor, or successor thereto, of the underlying securities, and its respective Exchange Act file number.

Underlying Securities Issuer or Guarantor, or Successor thereto	Exchange Act File Number
CenturyTel, Inc.	001-07784
DaimlerChrysler AG (guarantor of the underlying securities issued by DaimlerChrysler North America Holding Corporation	001-14561
Time Warner Inc.	001-15062
General Electric Capital Corporation	001-06461
Credit Suisse First Boston (USA), Inc	001-06862
The Boeing Company	001-00442
DTE Energy Company	001-11607
Citigroup Inc.	001-09924
United States Cellular Corporation	001-09712
Wyeth	001-01225

PART I

Item 1.	Business
Not Applicable

Item 1A.	Risk Factors
Not Applicable

Item 1B.	Unresolved Staff Comments
Not Applicable

Item 2.	Properties
Not Applicable

Item 3.	Legal Proceedings
The Registrant is not subject to any material pending legal proceedings.

Item 4.	Submission of Matters To A Vote of Security Holders
None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Certificates issued by and representing investors’ interest in the Select Notes Trust LT 2004-1 (the “Trust”) are represented by one or more physical Certificates registered in the name of “Cede & Co., the nominee of The Depository Trust Company.

The following Certificates are listed on the exchange identified below:

Title of Each Class	Name of Each Exchange on Which Registered
Select Notes Trust Long Term Certificates, Series 2004-1	American Stock Exchange

Item 6.	Selected Financial Data
Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Not Applicable

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Not Applicable

Item 8.	Financial Statements and Supplementary Data
None

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Not Applicable

Item 9B.	Other Information
Not Applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant
None

Item 11.	Executive Compensation
Not Applicable

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 201(d) of Regulation S-X: Not Applicable
Information required by Item 403 of Regulation S-X: None

Item 13.	Certain Relationships and Related Transactions
None

Item 14.	Principal Accountant Fees and Services
Not Applicable

PART IV

Item 15.	Exhibits, Financial Schedules

(a) The following documents have been filed as part of this Report.

3. Exhibits:
31.1 – Certification by the President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1 – Annual Compliance Report by Trustee.

99.2 – Report of RubinBrown LLP.

(b) The Form 8-Ks of the Select Notes Trust LT 2004-1 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 3, 2005 and filed on January 13, 2005 (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 1, 2005 and filed on February 15, 2005 (iii) the Trust’s Current Report on Form 8-K for the distribution date occurring on March 1, 2005 and filed on March 7, 2005 (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 1, 2005 and filed on April 11, 2005, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 2, 2005 and filed on May 11, 2005 (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 1, 2005 and filed on June 14, 2005 (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 1, 2005 and filed on July 8, 2005 (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 1, 2005 and filed on August 10, 2005 (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 1, 2005 and filed on September 9, 2005, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 3, 2005 and filed on October 13, 2005 (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 1, 2005 and filed on February 2, 2006, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 1, 2005 and filed on February 2, 2006.

(c) None
(d) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURED OBLIGATIONS CORPORATION, as trustor for the Trust Registrant

By: /s/ Chadwick S. Parson
Name: Chadwick S. Parson
Title: President

Dated: March 30, 2006

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

4.                I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and the trustee have each fulfilled its obligations under that agreement.

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

By: /s/ Chadwick S. Parson

Name: Chadwick S. Parson
Title: President
Structured Obligations Corporation
Date: March 30, 2006

Exhibit 99.1

CERTIFICATION

The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the “Trustee”) of the Select Notes Trust LT 2004-1 (the “Trust”) hereby makes the following certifications for inclusion as an exhibit to the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2005 (the “Annual Report”):

1.            The Trustee is the trustee under the Trust’s trust agreement.

2.            Based on my knowledge, for the period covered by the Annual Report, the Trustee has fulfilled its obligations under the Trust’s trust agreement.

By: /s/ Beverly A. Freeney
Name: Beverly A. Freeney
Title: Vice President
Date: March 30, 2006

Exhibit 99.2

Report Of Independent

Registered Public Accounting Firm

To the Board of Directors

Structured Obligations Corporation

New York, New York

We have examined the compliance of Structured Obligations Corporation (Depositor) and U.S. Bank National Association (Trustee) with the Base Trust Agreement and the Select Notes Trust Supplement LT 2004-1 (the Agreements) relating to the administration of the underlying securities and related credit support deposited in or held by the Select Notes Trust LT 2004-1 for the year ended December 31, 2005. Depositor’s management is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with the Agreements based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about Depositor’s and Trustee’s compliance with those requirements described above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of Depositor’s and Trustee’s compliance with specified requirements.

In our opinion, Depositor and Trustee complied, in all material respects, with the requirements described above of the Agreements for the year ended December 31, 2005.

This report is intended solely for the information and use of Structured Obligations Corporation, U.S. Bank National Association, the Securities and Exchange Commission and the Certificate Holders of the Select Notes Trust LT 2004-1, and is not intended to be, and should not be used by anyone other than those specified parties.

/s/ RubinBrown LLP

St. Louis, Missouri

February 16, 2006