Form 10-K
period 2006-12-31
Select Notes Trust LT 2004-1
filed 2007-03-30
CIK 1293234

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

         For the fiscal year ended December 31, 2006

                                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES AND EXCHANGE ACT OF 1934

         For the transition period from ____ to ____

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

                                                Yes  __          No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                Yes  __          No  X

Indicate by check mark whether the Registrant  has (1) filed all reports  required to be filed by section 13 or 15(d) of the Securities
Exchange Act of 1934 during the  preceding 12 months (or for such shorter  period that the  Registrant  was required to have filed such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes  X(1)        No

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or information statements  incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated  filer, or a  non-accelerated  filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one)

         Large accelerated filer ____       Accelerated filer ____     Non-accelerated filer X

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act).
                                                Yes              No  X

State the aggregate market value of the voting and non-voting common equity held by  non-affiliates  computed by reference to the price at which the common  equity was last sold,  or the average bid and asked price of such common  equity,  as of the last  business day of the registrant's most recently completed second fiscal quarter.

As of the date of this report, all of the common stock of the Registrant is held by J. P. Morgan Securities Holdings Inc.

_____________________
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO")
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

_______________________________________________________________________________________________
  Underlying Securities Issuer or Guarantor, or Successor        Exchange Act File Number
                          thereto
_______________________________________________________________________________________________
                     CenturyTel, Inc.                                    001-07784
_______________________________________________________________________________________________
DaimlerChrysler AG (guarantor of the underlying securities
      issued by DaimlerChrysler North America Holding
                       Corporation)                                      001-14561
_______________________________________________________________________________________________
                     Time Warner Inc.                                    001-15062
_______________________________________________________________________________________________
           General Electric Capital Corporation                          001-06461
_______________________________________________________________________________________________
          Credit Suisse First Boston (USA), Inc.                         001-06862
_______________________________________________________________________________________________
                    The Boeing Company                                   001-00442
_______________________________________________________________________________________________
                    DTE Energy Company                                   001-11607
_______________________________________________________________________________________________
                      Citigroup Inc.                                     001-09924
_______________________________________________________________________________________________
            United States Cellular Corporation                           011-09712
_______________________________________________________________________________________________
                           Wyeth                                         001-01225
_______________________________________________________________________________________________

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

Item 4.           Submission of Matters To A Vote of Security Holders
                  None

                                                                 PART II

Item 5.           Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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

                              99.1 - Annual Compliance Report by Trustee.

                              99.2 - Report of RubinBrown LLP.

         (b)  The Form 8-Ks of the Select Notes Trust LT 2004-1 (the "Trust") which relate to periods covered by this annual report include (i) the Trust's Current Report on Form 8-K for the distribution date occurring on January 3, 2006 and filed on February 2,
2006 (ii) the Trust's Current Report on Form 8-K for the distribution date occurring on February 1, 2006 and filed on February 8, 2006
(iii)  the Trust's Current Report on Form 8-K for the distribution date occurring on March 1, 2006 and filed on March 14, 2006 (iv)
the Trust's Current Report on Form 8-K for the distribution date occurring on April 3, 2006 and filed on April 18, 2006, (v) the
Trust's Current Report on Form 8-K for the distribution date occurring on May 1, 2006 and filed on May 3, 2006 (vi) the Trust's
Current Report on Form 8-K for the distribution date occurring on June 1, 2006 and filed on June 13, 2006 (vii) the Trust's Current
Report on Form 8-K for the distribution date occurring on July 3, 2006 and filed on July 5, 2006 (viii) the Trust's Current Report on
Form 8-K for the distribution date occurring on August 1, 2006 and filed on August 1, 2006 (ix) the Trust's Current Report on Form
8-K for the distribution date occurring on September 1, 2006 and filed on September 1, 2006, (x) the Trust's Current Report on Form
8-K for the distribution date occurring on October 2, 2006 and filed on October 3, 2006 (xi) the Trust's Current Report on Form 8-K
for the distribution date occurring on November 1, 2006 and filed on November 7, 2006, and (xii) the Trust's Current Report on Form
8-K for the distribution date occurring on December 1, 2006 and filed on December 1, 2007.

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

                                                     By:  /s/ Kelly Absher
                                                     Name:  Kelly Absher
                                                     Title: Authorized Signatory

Dated:  March 28, 2007