Form 10-K/A
period 2006-12-31
Select Notes Trust LT 2004-1
filed 2007-09-14
CIK 1293234

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

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

Yes	X1	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ____         Accelerated filer ____         Non-accelerated filer    X

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act).

Yes	____	No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of the date of this report, all of the common stock of the Registrant is held by J. P. Morgan Securities Holdings Inc.

______________________
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

Underlying Securities Issuer or Guarantor, or Successor thereto	Exchange Act File Number
CenturyTel, Inc.	001-07784
DaimlerChrysler AG (guarantor of the underlying securities issued by DaimlerChrysler North America Holding Corporation)	001-14561
Time Warner Inc.	001-15062
General Electric Capital Corporation	001-06461
Credit Suisse First Boston (USA), Inc.	001-06862
The Boeing Company	001-00442
DTE Energy Company	001-11607
Citigroup Inc.	001-09924
United States Cellular Corporation	001-09712
Wyeth	001-01225

PART I

Item 1.	Business
Not Applicable

Item 1A.	Risk Factors
Not Applicable

Item 1B.	Unresolved Staff Comments
Not Applicable

Item 2.	Properties
Not Applicable

Item 3.	Legal Proceedings
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

99.1 – Annual Compliance Report by Trustee.

99.2 – Report of RubinBrown LLP.

(b)  The Form 8-Ks of the Select Notes Trust LT 2004-1 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 3, 2006 and filed on February 2, 2006 (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 1, 2006 and filed on February 8, 2006 (iii)  the Trust’s Current Report on Form 8-K for the distribution date occurring on March 1, 2006 and filed on March 14, 2006 (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 3, 2006 and filed on April 18, 2006, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 1, 2006 and filed on May 3, 2006 (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 1, 2006 and filed on June 13, 2006 (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 3, 2006 and filed on July 5, 2006 (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 1, 2006 and filed on August 1, 2006 (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 1, 2006 and filed on September 1, 2006, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 2, 2006 and filed on October 3, 2006 (xi) the

Trust’s Current Report on Form 8-K for the distribution date occurring on November 1, 2006 and filed on November 7, 2006, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 1, 2006 and filed on December 1, 2007.

(c)  None

(d)  Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURED OBLIGATIONS CORPORATION,
as trustor for the Trust Registrant

By: /s/ Kelly Absher
Name: Kelly Absher
Title: Authorized Signatory

Dated:  September 14, 2007