Form 10-K
period 2007-12-31
Select Notes Trust LT 2004-1
filed 2008-03-28
CIK 1293234

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

         For the fiscal year ended December 31, 2007

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

_______________________________________________________________________________________________
  Underlying Securities Issuer or Guarantor, or Successor        Exchange Act File Number
                          thereto
_______________________________________________________________________________________________
                     CenturyTel, Inc.                                    001-07784
_______________________________________________________________________________________________
     Daimler AG (guarantor of the underlying securities
      issued by DaimlerChrysler North America Holding
                       Corporation)                                      001-14561

_______________________________________________________________________________________________
                     Time Warner Inc.                                    001-15062
_______________________________________________________________________________________________
           General Electric Capital Corporation                          001-06461

_______________________________________________________________________________________________
                 Credit Suisse (USA), Inc.                               001-06862
_______________________________________________________________________________________________
                    The Boeing Company                                   001-00442

_______________________________________________________________________________________________
                    DTE Energy Company                                   001-11607

_______________________________________________________________________________________________
                      Citigroup Inc.                                     001-09924
_______________________________________________________________________________________________
                                                                         001-09712
            United States Cellular Corporation
_______________________________________________________________________________________________
                                                                         001-01225
                           Wyeth
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

         3.  Exhibits:
                              31.1 - Certification by the Vice President of the Registrant pursuant to
                              15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the
                              Sarbanes-Oxley Act of 2002.

                              99.1 - Annual Compliance Report by Trustee.

                              99.2 - Report of RubinBrown LLP.

         (b)  The Form 8-Ks of the Select Notes Trust LT 2004-1 (the "Trust") which relate to periods covered by this annual report include (i) the Trust's Current Report on Form 8-K for the distribution date occurring on January 2, 2007 and filed on January 9, 2007 (ii) the Trust's Current Report on
Form 8-K for the distribution date occurring on February 1, 2007 and filed on February 1, 2007 (iii)
the Trust's Current Report on Form 8-K for the distribution date occurring on March 1, 2007 and filed on March 6, 2007 (iv) the Trust's Current Report on Form 8-K for the distribution date occurring on
April 2, 2007 and filed on April 10, 2007, (v) the Trust's Current Report on Form 8-K for the
distribution date occurring on May 1, 2007 and filed on May 10, 2007 (vi) the Trust's Current Report on Form 8-K for the distribution date occurring on June 1, 2007 and filed on June 13, 2007 (vii) the
Trust's Current Report on Form 8-K for the distribution date occurring on July 2, 2007 and filed on
July 9, 2007 (viii) the Trust's Current Report on Form 8-K for the distribution date occurring on
August 1, 2007 and filed on August 3, 2007 (ix) the Trust's Current Report on Form 8-K for the
distribution date occurring on September 4, 2007 and filed on September 12, 2007, (x) the Trust's
Current Report on Form 8-K for the distribution date occurring on October 1, 2007 and filed on
October 2, 2007 (xi) the Trust's Current Report on Form 8-K for the distribution date occurring on

November 1, 2007 and filed on November 2, 2007, and (xii) the Trust's Current Report on Form 8-K for
the distribution date occurring on December 3, 2007 and filed on December 5, 2007.

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
                                                     Title: Vice President

Dated:  March 28, 2008