Form 10-K
period 2008-12-31
Select Notes Trust LT 2004-1
filed 2009-03-31
CIK 1293234

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes	X1	No	__

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

Large accelerated filer ____	Accelerated filer ____	Non-accelerated filer X

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act).

Yes	__	No	X

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

Underlying Securities Issuer or Guarantor, or Successor thereto	Exchange Act File Number
CenturyTel, Inc.	001-07784
Daimler AG (guarantor of the underlying securities issued by DaimlerChrysler North America Holding Corporation)	001-14561
Time Warner Inc.	001-15062
General Electric Capital Corporation	001-06461
Credit Suisse Group AG (guarantor of the underlying securities issued by Credit Suisse (USA), Inc.)	001-15244
The Boeing Company	001-00442
DTE Energy Company	001-11607
Citigroup Inc.	001-09924
United States Cellular Corporation	001-09712
Wyeth	001-01225

PART I

Item 1.	Business

Not Applicable

Item 1A.	Risk Factors

Not Applicable

Item 1B.	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

Not Applicable

Item 3.	Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.

Item 4.	Submission of Matters To A Vote of Security Holders

None

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Certificates issued by and representing investors' interest in the Select Notes Trust LT 2004-1 (the "Trust") are represented by one or more physical Certificates registered in the name of "Cede & Co., the nominee of The Depository Trust Company.

The following Certificates are listed on the exchange identified below:

Title of Each Class	Name of Each Exchange on Which Registered

Select Notes Trust Long Term Certificates, Series 2004-1	American Stock Exchange

Item 6.	Selected Financial Data

Not Applicable

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Not Applicable

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.	Financial Statements and Supplementary Data

None

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Not Applicable

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

None

Item 11.	Executive Compensation

Not Applicable

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 201(d) of Regulation S-X: Not Applicable

Information required by Item 403 of Regulation S-X: None

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None

Item 14.	Principal Accounting Fees and Services

Not Applicable

PART IV

Item 15.	Exhibits, Financial Schedules

(a)   The following documents have been filed as part of this Report.

3. Exhibits:

31.1 – Certification by the President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1 – Annual Compliance Report by Trustee.

99.2 – Report of RubinBrown LLP.

(b) The Form 8-Ks of the Select Notes Trust LT 2004-1 (the "Trust") which relate to periods covered by this annual report include (i) the Trust's Current Report on Form 8-K for the distribution date occurring on January 2, 2008 and filed on January 7, 2008 (ii) the Trust's Current Report on Form 8-K for the distribution date occurring on February 1, 2008 and filed on February 7, 2008 (iii) the Trust's Current Report on Form 8-K for the distribution date occurring on March 3, 2008 and filed on March 5, 2008 (iv) the Trust's Current Report on Form 8-K for the distribution date occurring on April 1, 2008 and filed on April 10, 2008, (v) the Trust's Current Report on Form 8-K for the distribution date occurring on May 1, 2008 and filed on May 12, 2008 (vi) the Trust's Current Report on Form 8-K for the distribution date occurring on June 2, 2008 and filed on June 4, 2008 (vii) the Trust's Current Report on Form 8-K for the distribution date occurring on July 1, 2008 and filed on July 3, 2008 (viii) the Trust's Current Report on Form 8-K for the distribution date occurring on August 1, 2008 and filed on August 8, 2008 (ix) the Trust's Current Report on Form 8-K for the distribution date occurring on September 2, 2008 and filed on September 5, 2008, (x) the Trust's Current Report on Form 8-K for the distribution date occurring on October 1, 2008 and filed on October 6, 2008 (xi) the Trust's Current Report on Form 8-K for the distribution date occurring on November 3, 2008 and filed on November 5, 2008, and (xii) the Trust's Current Report on Form 8-K for the distribution date occurring on December 1, 2008 and filed on December 4, 2008.

(c) None

(d) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURED OBLIGATIONS CORPORATION, as trustor for the Trust Registrant

By:	/s/ Chadwick S. Parson
Name:	Chadwick S. Parson
Title:	Managing Director and President

Dated: March 19, 2009