Form 10-K
period 2010-12-31
Select Notes Trust LT 2004-1
filed 2011-03-24
CIK 1293234

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2010

or

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES AND EXCHANGE ACT OF 1934

                For the transition period from ____ to ____

Commission File Number 001-32226

STRUCTURED OBLIGATIONS CORPORATION,

(Exact name of registrant as specified in its charter)

Delaware	13-3692801
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10013
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (212) 270-2353

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Select Notes Trust Long Term Certificates, Series 2004-1	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	__	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	__	No	X

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

Introductory Note

Structured Obligations Corporation (the “Trustor”) is the Trustor under the Base Trust Agreement between the Trustor and U.S. Bank National Association, as Trustee (the “Trustee”), as supplemented by the Select Notes Trust Supplement LT 2004-1 by and between the Trustor and the Trustee, providing for the issuance of the Select Notes Trust Long Term Certificates Series 2004-1 (the “Certificates”) and is the Trustor for the Certificates (the “Registrant”).  The Certificates do not represent obligations of or interests in the Trustor or the Trustee

Each issuer of an underlying security, or guarantor thereof, or successor thereto, as applicable, which represents ten percent (10%) or more of the trust is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on any such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”). Such reports and other information required to be filed pursuant to the Exchange Act, by such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or “EDGAR.” Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting any such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, or the underlying securities have not occurred or have not yet been publicly disclosed that would affect the accuracy or completeness of the publicly available documents described above. The chart below lists each such issuer or guarantor, or successor thereto, of the underlying securities, that reports and its respective Exchange Act file number.

Underlying Securities Issuer or Guarantor, or Successor thereto	Exchange Act File Number
CenturyLink, Inc. (formerly known as CenturyTel, Inc.)	001-07784
Time Warner Inc.	001-15062
General Electric Capital Corporation	001-06461
Credit Suisse Group AG (guarantor of the underlying securities issued by Credit Suisse First Boston (USA), Inc.)	001-15244
The Boeing Company	001-00442
DTE Energy Company	001-11607
Citigroup Inc.	001-09924
United States Cellular Corporation	001-09712
Pfizer	001-03619

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

99.1 – Annual Compliance Report by Trustee.

99.2 – Report of Rubin Brown LLP

            (b)  The Form 8-Ks of the Select Notes Trust LT 2004-1 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 4, 2010 and filed on January 15, 2010 (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 1, 2010 and filed on February 5, 2010 (iii)  the Trust’s Current Report on Form 8-K for the distribution date occurring on March 1, 2010 and filed on March 5, 2010 (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 1, 2010 and filed on April 6, 2010, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 3, 2010 and filed on May 10, 2010 (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 1, 2010 and filed on June 11, 2010 (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 1, 2010 and filed on July 12, 2010 (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 2, 2010 and filed on August 5, 2010 (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 1, 2010 and filed on September 8, 2010, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 1, 2010 and filed on October 7, 2010 (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 1, 2010 and filed on November 4, 2010, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 1, 2010 and filed on December 8, 2010.

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

Dated:  March 22, 2011