Form 10-K
period 2012-12-31
Select Notes Trust LT 2004-1
filed 2013-03-19
CIK 1293234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-32226

STRUCTURED OBLIGATIONS CORPORATION,
(Exact name of registrant as specified in its charter)

Delaware	20-6193036
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 270-2353

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Select Notes Trust Long Term Certificates, Series 2004-1	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒1	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☒	No	☐
[Rule 405 of Regulation S-T is not applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

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

Introductory Note

Structured Obligations Corporation (the “Trustor”) is the Trustor under the Base Trust Agreement between the Trustor and U.S. Bank National Association, as Trustee (the “Trustee”), as supplemented by the Select Notes Trust Supplement LT 2004-1 by and between the Trustor and the Trustee, providing for the issuance of the Select Notes Trust Long Term Certificates Series 2004-1 (the “Certificates”) and is the Trustor for the Certificates (the “Registrant”).  The Certificates do not represent obligations of or interests in the Trustor or the Trustee.

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

Underlying Securities Issuer or Guarantor, or Successor thereto	Exchange Act File Number
CenturyLink, Inc.	001-07784
Time Warner Inc.	001-15062
General Electric Capital Corporation	001-06461
Credit Suisse Group AG (guarantor of the underlying securities issued by Credit Suisse First Boston (USA), Inc.)	001-15244
The Boeing Company	001-00442
DTE Energy Company	001-11607
Citigroup Inc.	001-09924
United States Cellular Corporation	001-09712
Pfizer Inc.	001-03619

PART I

Item 1.	Business
Not Applicable

Item 1A.	Risk Factors
Not Applicable

Item 1B.	Unresolved Staff Comments
Not Applicable

Item 2.	Properties
Not Applicable

Item 3.	Legal Proceedings
The Registrant is not subject to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures
None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Certificates issued by and representing investors’ interest in the Select Notes Trust LT 2004-1 (the “Trust”) are represented by one or more physical Certificates registered in the name of “Cede & Co., the nominee of The Depository Trust Company.

The following Certificates are listed on the exchange identified below:

Title of Each Class	Name of Each Exchange on Which Registered
Select Notes Trust Long Term Certificates, Series 2004-1	American Stock Exchange

Item 6.	Selected Financial Data
Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Not Applicable

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Not Applicable

Item 8.	Financial Statements and Supplementary Data
None

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures.
Not Applicable

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
None.

Item 11.	Executive Compensation
Not Applicable

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 201(d) of Regulation S-X: Not Applicable
Information required by Item 403 of Regulation S-X: None

Item 13.	Certain Relationships and Related Transactions, and Director Independence
None.

Item 14.	Principal Accounting Fees and Services
Not Applicable

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)  The following documents have been filed as part of this Report.

1. None

2. None

3. Exhibits:

31.1 – Certification by the President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1 – Annual Compliance Report by Trustee.

99.2 – Report of RubinBrown LLP

(b)  The Form 8-Ks of the Select Notes Trust LT 2004-1 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 3, 2012 and filed on January 9, 2012 (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 1, 2012 and filed on February 3, 2012 (iii)  the Trust’s Current Report on Form 8-K for the distribution date occurring on March 1, 2012 and filed on March 7, 2012 (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 2, 2012 and filed on April 5, 2012, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 1, 2012 and filed on May 4, 2012 (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 1, 2012 and filed on June 14, 2012 (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 2, 2012 and filed on July 10, 2012 (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 1, 2012 and filed on August 8, 2012 (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 4, 2012 and filed on September 6, 2012, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 1, 2012 and filed on October 9, 2012 (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 1, 2012 and filed on November 5, 2012, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 3, 2012 and filed on December 6, 2012.

(c)  None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURED OBLIGATIONS CORPORATION,
as trustor for the Trust Registrant

	By:	/s/ Chadwick S. Parson
	Name:	Chadwick S. Parson
	Title:	Managing Director and President
(senior officer in charge of securitization function of the Depositor)

Dated: March 19, 2013