Form 10-K
period 2013-12-31
Select Notes Trust LT 2004-1
filed 2014-03-18
CIK 1293234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Each issuer of an underlying security, or guarantor thereof, or successor thereto, as applicable, which represents ten percent (10%) or more of the trust is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on any such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”). Such reports and other information required to be filed pursuant to the Exchange Act, by such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or “EDGAR.” Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting any such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, or the underlying securities have not occurred or have not yet been publicly disclosed that would affect the accuracy or completeness of the publicly available documents described above. The chart below lists each such issuer or guarantor, or successor thereto, of the underlying securities that reports and its respective Exchange Act file number.

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
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

       (b)  The Form 8-Ks of the Select Notes Trust LT 2004-1 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 2, 2013 and filed on January 10, 2013 (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 1, 2013 and filed on February 5, 2013 (iii)  the Trust’s Current Report on Form 8-K for the distribution date occurring on March 1, 2013 and filed on March 8, 2013 (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 1, 2013 and filed on April 3, 2013, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 1, 2013 and filed on May 6, 2013 (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 3, 2013 and filed on June 4, 2013 (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 1, 2013 and filed on July 9, 2013 (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 1, 2013 and filed on August 5, 2013 (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 3, 2013 and filed on September 4, 2013, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 1, 2013 and filed on October 7, 2013 (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 1, 2013 and filed on November 5, 2013, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 2, 2013 and filed on December 5, 2013.

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

Dated: March 12, 2014