Form 10-K
period 2014-12-31
Select Notes Trust LT 2004-1
filed 2015-03-27
CIK 1293234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

99.1 – Annual Compliance Report by Trustee.

99.2 – Report of RubinBrown LLP

(b)  The Form 8-Ks of the Select Notes Trust LT 2004-1 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 2, 2014 and filed on January 9, 2014 (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 6, 2014 and filed on February 10, 2014 (iii)  the Trust’s Current Report on Form 8-K for the distribution date occurring on March 3, 2014 and filed on March 12, 2014 (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 1, 2014 and filed on April 4, 2014, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 1, 2014 and filed on May 6, 2014 (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 2, 2014 and filed on June 9, 2014 (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 1, 2014 and filed on July 9, 2014 (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 1, 2014 and filed on August 11, 2014 (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 2, 2014 and filed on September 8, 2014, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 1, 2014 and filed on October 7, 2014 (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 3, 2014 and filed on November 5, 2014, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 1, 2014 and filed on December 8, 2014.

(c)  See Item 15(a) above.

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

Dated: March 26, 2015