Form 10-K
period 2015-12-31
Select Notes Trust LT 2004-1
filed 2016-03-29
CIK 1293234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____
FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

	Yes	☒[1]	No	☐

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☒

[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "accelerated filer, large accelerated filer and smaller reporting company" in Rule 12b‑2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐		Non-accelerated filer ☒		Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
	Yes ☐		No	☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:
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
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

(b)  The Form 8-Ks of the Select Notes Trust LT 2004-1 (the "Trust") which relate to periods covered by this annual report include (i) the Trust's Current Report on Form 8-K for the distribution date occurring on January 2, 2015 and filed on January 7, 2015 (ii) the Trust's Current Report on Form 8-K for the distribution date occurring on February 2, 2015 and filed on February 5, 2015 (iii)  the Trust's Current Report on Form 8-K for the distribution date occurring on March 2, 2015 and filed on March 11, 2015 (iv) the Trust's Current Report on Form 8-K for the distribution date occurring on April 1, 2015 and filed on April 3, 2015, (v) the Trust's Current Report on Form 8-K for the distribution date occurring on May 1, 2015 and filed on May 7, 2015 (vi) the Trust's Current Report on Form 8-K for the distribution date occurring on June 1, 2015 and filed on June 8, 2015 (vii) the Trust's Current Report on Form 8-K for the distribution date occurring on July 1, 2015 and filed on July 8, 2015 (viii) the Trust's Current Report on Form 8-K for the distribution date occurring on August 3, 2015 and filed on August 10, 2015 (ix) the Trust's Current Report on Form 8-K for the distribution date occurring on September 1, 2015 and filed on September 11, 2015, (x) the Trust's Current Report on Form 8-K for the distribution date occurring on October 1, 2015 and filed on October 7, 2015 (xi) the Trust's Current Report on Form 8-K for the distribution date occurring on November 2, 2015 and filed on November 16, 2015, and (xii) the Trust's Current Report on Form 8-K for the distribution date occurring on December 1, 2015 and filed on December 7, 2015.
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

Dated: March 22, 2016