Form 10-K
period 2016-12-31
Select Notes Trust LT 2004-1
filed 2017-03-31
CIK 1293234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Underlying Securities Issuer or Guarantor, or Successor thereto	Exchange Act File Number
CenturyLink, Inc.	001-07784
Time Warner Inc.	001-15062
General Electric Company (guarantor/obligor of the underlying securities issued by General Electric Capital Corporation)	001-00035
Credit Suisse Group AG (guarantor of the underlying securities issued by Credit Suisse First Boston (USA), Inc.)	001-15244
The Boeing Company	001-00442
DTE Energy Company	001-11607
Citigroup Inc.	001-09924
United States Cellular Corporation	001-09712
Pfizer Inc.	001-03619

PART I

Item 1.	Business
Not Applicable

Item 1A.	Risk Factors
Not Applicable

Item 1B.	Unresolved Staff Comments
Not Applicable

Item 2.	Properties
Not Applicable

Item 3.	Legal Proceedings
The Registrant is not subject to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures
None

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

(b)  The Form 8-Ks of the Select Notes Trust LT 2004-1 (the "Trust") which relate to periods covered by this annual report include (i) the Trust's Current Report on Form 8-K for the distribution date occurring on January 4, 2016 and filed on January 14, 2016 (ii) the Trust's Current Report on Form 8-K for the distribution date occurring on February 1, 2016 and filed on February 10, 2016 (iii)  the Trust's Current Report on Form 8-K for the distribution date occurring on March 1, 2016 and filed on March 9, 2016 (iv) the Trust's Current Report on Form 8-K/A for the distribution date occurring on February 1, 2016 and filed on March 28, 2016 (v) the Trust's Current Report on Form 8-K for the distribution date occurring on April 1, 2016 and filed on April 5, 2016, (vi) the Trust's Current Report on Form 8-K for the distribution date occurring on May 2, 2016 and filed on May 4, 2016 (vii) the Trust's Current Report on Form 8-K for the distribution date occurring on June 1, 2016 and filed on June 6, 2016 (viii) the Trust's Current Report on Form 8-K for the distribution date occurring on July 1, 2016 and filed on July 7, 2016 (ix) the Trust's Current Report on Form 8-K for the distribution date occurring on August 1, 2016 and filed on August 9, 2016 (x) the Trust's Current Report on Form 8-K for the distribution date occurring on September 1, 2016 and filed on September 14, 2016, (xi) the Trust's Current Report on Form 8-K for the distribution date occurring on October 3, 2016 and filed on October 7, 2016 (xii) the Trust's Current Report on Form 8-K for the distribution date occurring on November 1, 2016 and filed on November 10, 2016, and (xiii) the Trust's Current Report on Form 8-K for the distribution date occurring on December 1, 2016 and filed on December 6, 2016.
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

Dated: March 30, 2017