Form 10-K
period 2017-12-31
Select Notes Trust LT 2004-1
filed 2018-03-29
CIK 1293234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of "accelerated filer," "large accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b‑2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐		Non-accelerated filer ☒		Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

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
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

(b)  The Form 8-Ks of the Select Notes Trust LT 2004-1 (the "Trust") which relate to periods covered by this annual report include (i) the Trust's Current Report on Form 8-K for the distribution date occurring on January 3, 2017 and filed on January 12, 2017 (ii) the Trust's Current Report on Form 8-K for the distribution date occurring on February 1, 2017 and filed on February 10, 2017 (iii)  the Trust's Current Report on Form 8-K for the distribution date occurring on March 1, 2017 and filed on March 8, 2017 (iv) the Trust's Current Report on Form 8-K for the distribution date occurring on April 3, 2017 and filed on April 10, 2017, (v) the Trust's Current Report on Form 8-K for the distribution date occurring on May 1, 2017 and filed on May 8, 2017 (vi) the Trust's Current Report on Form 8-K for the distribution date occurring on June 1, 2017 and filed on June 12, 2017 (vii) the Trust's Current Report on Form 8-K for the distribution date occurring on July 3, 2017 and filed on July 13, 2017 (viii) the Trust's Current Report on Form 8-K for the distribution date occurring on August 1, 2017 and filed on August 14, 2017 (ix) the Trust's Current Report on Form 8-K for the distribution date occurring on September 1, 2017 and filed on September 11, 2017, (x) the Trust's Current Report on Form 8-K for the distribution date occurring on October 2, 2017 and filed on October 10, 2017 (xi) the Trust's Current Report on Form 8-K for the distribution date occurring on November 1, 2017 and filed on November 13, 2017, and (xii) the Trust's Current Report on Form 8-K for the distribution date occurring on December 1, 2017 and filed on December 12, 2017.
(c)  See Item 15(a) above.

Item 16.	Form 10-K Summary

None.

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

Dated: March 29, 2018