Form 10-K
period 2018-12-31
Select Notes Trust LT 2004-1
filed 2019-03-29
CIK 1293234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____
FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (check one):

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

Underlying Securities Issuer or Guarantor, or Successor thereto	Exchange Act File Number
CenturyLink, Inc.	001-07784
AT&T Inc. (successor by merger to Time Warner Inc.)	001-08610
General Electric Company (guarantor/obligor of the underlying securities issued by General Electric Capital Corporation)	001-00035
Credit Suisse Group AG (guarantor of the underlying securities issued by Credit Suisse First Boston (USA), Inc.)	001-15244
The Boeing Company	001-00442
DTE Energy Company	001-11607
Citigroup Inc.	001-09924
United States Cellular Corporation	001-09712
Pfizer Inc.	001-03619

PART I

Item 1.	Business
Not Applicable

Item 1A.	Risk Factors
Not Applicable

Item 1B.	Unresolved Staff Comments
Not Applicable

Item 2.	Properties
Not Applicable

Item 3.	Legal Proceedings
The Registrant is not subject to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures
None

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

(b)  The Form 8-Ks of the Select Notes Trust LT 2004-1 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 2, 2018 and filed on January 5, 2018 (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 1, 2018 and filed on February 9, 2018 (iii)  the Trust’s Current Report on Form 8-K for the distribution date occurring on March 1, 2018 and filed on March 12, 2018 (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 2, 2018 and filed on April 18, 2018, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 1, 2018 and filed on May 4, 2018 (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 1, 2018 and filed on June 8, 2018 (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 2, 2018 and filed on July 10, 2018 (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 1, 2018 and filed on August 13, 2018 (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 4, 2018 and filed on September 12, 2018, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 1, 2018 and filed on October 12, 2018 (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 1, 2018 and filed on November 6, 2018, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 3, 2018 and filed on December 6, 2018.
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

Dated: March 29, 2019