Form 10-K
period 2019-12-31
Select Notes Trust LT 2004-1
filed 2020-03-23
CIK 1293234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____
FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 001-32226

STRUCTURED OBLIGATIONS CORPORATION,
(Exact name of registrant as specified in its charter)
Delaware	20-6193036
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 270-2353
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Select Notes Trust Long Term Certificates, Series 2004-1	SXN.F	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

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

The following Certificates are listed on the exchange identified below:

Title of Each Class	Name of Each Exchange on Which Registered
Select Notes Trust Long Term Certificates, Series 2004-1	NYSE American

Item 6.	Selected Financial Data
Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Not Applicable

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Not Applicable

Item 8.	Financial Statements and Supplementary Data
None

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures.
Not Applicable

Item 9B.	Other Information.
None.
PART III
Item 10.	Directors, Executive Officers and Corporate Governance
None.

Item 11.	Executive Compensation
Not Applicable

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 201(d) of Regulation S-X: Not Applicable
Information required by Item 403 of Regulation S-X: None

Item 13.	Certain Relationships and Related Transactions, and Director Independence
None.

Item 14.	Principal Accounting Fees and Services
Not Applicable
PART IV
Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents have been filed as part of this Report.

1. None

2. None

3. Exhibits:

31.1 – Certification by the President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

   (b)   The Form 8-Ks of the Select Notes Trust LT 2004-1 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 2, 2019 and filed on January 11, 2019 (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 1, 2019 and filed on February 14, 2019 (iii)  the Trust’s Current Report on Form 8-K for the distribution date occurring on March 1, 2019 and filed on March 13, 2019 (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 1, 2019 and filed on April 4, 2019, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 1, 2019 and filed on May 7, 2019 (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 3, 2019 and filed on June 10, 2019 (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 1, 2019 and filed on July 10, 2019 (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 1, 2019 and filed on August 6, 2019 (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 3, 2019 and filed on September 10, 2019, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 1, 2019 and filed on October 16, 2019 (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 1, 2019 and filed on November 15, 2019, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 2, 2019 and filed on December 10, 2019.
(c)   See Item 15(a) above.
Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURED OBLIGATIONS CORPORATION,
as trustor for the Trust Registrant

	By:	/s/ James G. Millard
	Name:	James G. Millard
	Title:	President

Dated: March 23, 2020