Form 10-K
period 2022-12-31
Select Notes Trust LT 2004-1
filed 2023-03-13
CIK 1293234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____
FORM 10‑K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

	Yes [1]	No	☐

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
Introductory Note
Structured Obligations Corporation (the “Trustor”) is the Trustor under the Base Trust Agreement between the Trustor and U.S. Bank Trust Company, National Association, as Trustee (the “Trustee”), as supplemented by the Select Notes Trust Supplement LT 2004-1 by and between the Trustor and the Trustee, providing for the issuance of the Select Notes Trust Long Term Certificates Series 2004-1 (the “Certificates”) and is the Trustor for the Certificates (the “Registrant”).  The Certificates do not represent obligations of or interests in the Trustor or the Trustee.
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
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

(b)  The Form 8-Ks of the Select Notes Trust LT 2004-1 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 3, 2022 and filed on January 11, 2022 (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 1, 2022 and filed on February 7, 2022 (iii)  the Trust’s Current Report on Form 8-K for the distribution date occurring on March 1, 2022 and filed on March 4, 2022 (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 1, 2022 and filed on April 12, 2022, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 2, 2022 and filed on May 5, 2022 (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 1, 2022 and filed on June 10, 2022 (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 1, 2022 and filed on July 7, 2022 (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 1, 2022 and filed on August 5, 2022 (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 1, 2022 and filed on September 9, 2022, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 3, 2022 and filed on October 11, 2022 (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 1, 2022 and filed on November 9, 2022, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 1, 2022 and filed on December 6, 2022.
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

Dated: March 9, 2023