Form 10-K
period 2023-12-31
Select Notes Trust LT 2004-1
filed 2024-03-25
CIK 1293234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____
FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

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

Underlying Securities Issuer or Guarantor, or Successor thereto	Exchange Act File Number
Lumen Technologies, Inc.	001-07784
AT&T Inc. (successor by merger to Time Warner Inc.)	001-08610
General Electric Company (guarantor/obligor of the underlying securities issued by General Electric Capital Corporation)	001-00035
UBS Group AG	1-36764
The Boeing Company	001-00442
DTE Energy Company	001-11607
Citigroup Inc.	001-09924
United States Cellular Corporation	001-09712
Pfizer Inc.	001-03619

PART I

Item 1.	Business
Not Applicable

Item 1A.	Risk Factors
Not Applicable

Item 1B.	Unresolved Staff Comments
Not Applicable

Item 1C.	Cybersecurity
Not Applicable

Item 2.	Properties
Not Applicable

Item 3.	Legal Proceedings
The Registrant is not subject to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures
None

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

(b)  The Form 8-Ks of the Select Notes Trust LT 2004-1 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 3, 2023 and filed on January 10, 2023 (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 1, 2023 and filed on February 10, 2023 (iii)  the Trust’s Current Report on Form 8-K for the distribution date occurring on March 1, 2023 and filed on March 9, 2023 (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 3, 2023 and filed on April 11, 2023, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 1, 2023 and filed on May 8, 2023 (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 1, 2023 and filed on June 6, 2023 (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 3, 2023 and filed on July 11, 2023 (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 1, 2023 and filed on August 9, 2023 (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 1, 2023 and filed on September 8, 2023, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 2, 2023 and filed on October 10, 2023 (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 1, 2023 and filed on November 9, 2023, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 1, 2023 and filed on December 7, 2023.
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

Dated: March 22, 2024