Form 10-K
period 2024-12-31
Select Notes Trust LT 2004-1
filed 2025-03-28
CIK 1293234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____
FORM 10‑K

(Mark One)
☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

(b)  The Form 8-Ks of the Select Notes Trust LT 2004-1 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 2, 2024 and filed on January 5, 2024 (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 1, 2024 and filed on February 9, 2024 (iii)  the Trust’s Current Report on Form 8-K for the distribution date occurring on March 1, 2024 and filed on March 12, 2024 (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 1, 2024 and filed on April 10, 2024, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 1, 2024 and filed on May 14, 2024 (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 3, 2024 and filed on June 11, 2024 (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 1, 2024 and filed on July 10, 2024 (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 1, 2024 and filed on August 12, 2024 (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 3, 2024 and filed on September 9, 2024, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 1, 2024 and filed on October 8, 2024 (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 1, 2024 and filed on November 13, 2024, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 2, 2024 and filed on December 9, 2024.
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

Dated: March 24, 2025