Form 10-K
period 2025-12-31
Select Notes Trust LT 2004-1
filed 2026-03-20
CIK 1293234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____
FORM 10‑K

(Mark One)
☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Underlying Securities Issuer or Guarantor, or Successor thereto	Exchange Act File Number
Lumen Technologies, Inc.	001-07784
AT&T Inc. (successor by merger to Time Warner Inc.)	001-08610
General Electric Company (guarantor/obligor of the underlying securities issued by General Electric Capital Corporation)	001-00035
UBS Group AG	1-36764
The Boeing Company	001-00442
Citigroup Inc.	001-09924
Array Digital Infrastructure, Inc.	001-09712
Pfizer Inc.	001-03619

PART I

Item 1.	Business
Not Applicable

Item 1A.	Risk Factors
Not Applicable

Item 1B.	Unresolved Staff Comments
Not Applicable

Item 1C.	Cybersecurity
Not Applicable

Item 2.	Properties
Not Applicable

Item 3.	Legal Proceedings
The Registrant is not subject to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures
None

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

(b)  The Form 8-Ks of the Select Notes Trust LT 2004-1 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 2, 2025 and filed on January 15, 2025 (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 3, 2025 and filed on February 11, 2025 (iii)  the Trust’s Current Report on Form 8-K for the distribution date occurring on March 3, 2025 and filed on March 7, 2025 (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 1, 2025 and filed on April 8, 2025, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 1, 2025 and filed on May 7, 2025 (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 2, 2025 and filed on June 11, 2025 (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 1, 2025 and filed on July 7, 2025 (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 1, 2025 and filed on August 8, 2025 (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 2, 2025 and filed on September 9, 2025, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 1, 2025 and filed on October 7, 2025 (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 3, 2025 and filed on November 13, 2025, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 1, 2025 and filed on December 10, 2025.
 (c)  See Item 15(a) above.
Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURED OBLIGATIONS CORPORATION,
as trustor for the Trust Registrant

By:
	Name:	James G. Millard
	Title:	President

Dated: March 9, 2026